Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 5 L P
filed 1996-05-14
CIK 890855

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                      Commission file number 33-34348-05

               ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0303885
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item I. Financial Statements

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                  MARCH 31,
ASSETS                                                               1996
                                                            -------------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                                      $          54,748
  Accounts receivable - oil sales                                      39,175
  Other current assets                                                  2,847
                                                            ------------------

Total current assets                                                   96,770
                                                            ------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,174,603
  Less  accumulated depreciation and depletion                        643,677
                                                            ------------------

Property, net                                                         530,926
                                                            ------------------

ORGANIZATION COSTS
(Net of accumulated amortization of $38,594)                           10,675
                                                            ------------------

TOTAL                                                       $         638,371
                                                            ==================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                         $          10,987
   Payable to general partner                                          25,707
                                                            ------------------

Total current liabilities                                              36,694
                                                            ------------------

PARTNERS' CAPITAL:
   Limited partners                                                   583,785
   General partner                                                     17,892
                                                            ------------------

Total partners' capital                                               601,677
                                                            ------------------

TOTAL                                                       $         638,371
                                                            ==================





See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.
STATEMENT OF OPERATIONS
- -------------------------------------------------------------------------------


(UNAUDITED)                                             THREE MONTHS ENDED
                                                     --------------------------

                                                     MARCH 31,       MARCH 31,
                                                       1996           1995
                                                   ------------   -------------

REVENUES:
  Oil sales                                        $   107,620    $    115,590
                                                   ------------   -------------

EXPENSES:
  Depreciation,  depletion and amortization             29,995          43,972
  Lease operating expenses                              47,018          58,420
  Production taxes                                       4,983           5,350
  General and administrative                            15,010          18,935
                                                   ------------   -------------

Total expenses                                          97,006         126,677
                                                   ------------   -------------

INCOME (LOSS) FROM OPERATIONS                           10,614         (11,087)
                                                   ------------   -------------

OTHER INCOME:
  Interest income                                        1,850               -
                                                   ------------   -------------

NET INCOME (LOSS)                                  $    12,464    $    (11,087)
                                                   ============   =============






See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 5, L.P.
STATEMENT OF CASH FLOWS

(UNAUDITED)
                                                      THREE MONTHS ENDED

                                                      MARCH 31,       MARCH 31,
                                                        1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $  12,464       $ (11,087)

Adjustments to reconcile net income (loss) to
 net cash provided by operating
   activities:
  Depreciation, depletion and amortization              29,995           43,972
(Increase) decrease in:
  Accounts receivable - oil sales                        2,197           (3,801)
  Other current assets                                       -           (2,847)
Increase (decrease) in:
   Accounts payable                                    (20,946)          34,629
   Payable to general partner                           15,722          (12,162)

Total adjustments                                       26,968           59,791

Net cash provided by operating activities               39,432           48,704

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits  - development costs    9,595          (31,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                 (45,071)         (47,228)

NET INCREASE (DECREASE) IN CASH                          3,956          (30,457)

CASH AT BEGINNING OF YEAR                               50,792          121,429

CASH AT END OF PERIOD                                $  54,748        $  90,972





See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2. A cash distribution was made to the limited partners of the Company in the amount of $40,564 representing net revenues from the temporary investment of proceeds from subscriptions by the Company. This distribution was made on January 31, 1996.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter of 1996 Compared to First Quarter 1995

Oil sales decreased from $115,590 in the first quarter of 1995 to $107,620 in the first quarter of 1996. This represents a decrease of $7,970 or 7%. A 15% decrease in oil production reduced sales by $16,936. This decrease was partially offset by a 9% increase in average oil prices. The decrease in production primarily resulted from natural production declines. The increase in average oil prices corresponds with higher prices in the overall market.

Lease operating expenses decreased from $58,420 in the first quarter of 1995 to $47,018 in the first quarter of 1996. This decrease of $11,402 or 20% was primarily a result of workover costs incurred on the Muldoon acquisition in the first quarter of 1995 to acidize the Standard Trust #12 and the Steinhauser #1. A workover was also performed on the Steinhauser #6 which was unsuccessful and the well was plugged and abandoned in the first quarter of 1995.

Depreciation and depletion expense decreased from $41,509 in the first quarter of 1994 to $27,532 in the first quarter of 1996. This represents a decrease of $13,977 or 34%. A 22% decrease in the depletion rate reduced depreciation and depletion expense by $7,895, while the decrease in production, noted above, decreased depreciation and depletion expense by an additional $6,082. The decrease in the depletion rate was primarily the result of relatively higher production from properties with a lower depletion rate partially offset by a downward revision of the oil reserves during December 1995.

General and administrative expenses decreased from $18,935 in the first quarter of 1995 to $15,010 in the first quarter of 1996. This decrease of $3,925 (21%) was primarily a result of less staff time being required to manage the Company's operations in 1996, partially offset by a $1,696 increase in direct expenses incurred by the Company in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

  Item 1.         Legal proceedings.

                  None

  Item 2.         Changes in Securities.

                  None

  Item 3.         Defaults upon Senior Securities.

                  Not Applicable

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  Not Applicable

  Item 5.         Other Information.

                  Not Applicable

  Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  There are no exhibits to this report.

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               ENEX OIL & GAS INCOME
                                              PROGRAM V - SERIES 5, L.P.
                                                     (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                               General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                  Vice President, Secretary
                                                 Treasurer and Chief Financial
                                                       Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                     Controller and Chief
                                                     Accounting Officer