Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 5 L P
filed 1996-08-14
CIK 890855

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


                           Issuer's telephone number:
                                 (713) 358-8401

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                Yes        No x

                              PART I. FINANCIAL INFORMATION

Item I. Financial Statements

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.
BALANCE SHEET
- -----------------------------------------------------------------------------

                                                                                                                  JUNE 30,
ASSETS                                                                                                              1996
                                                                                                           ---------------------
                                                                                                                (Unaudited)
CURRENT ASSETS:
  Cash .........................................................      $   74,989
  Accounts receivable - oil sales ..............................          43,672
  Other current assets .........................................           2,847
                                                                      ----------

Total current assets ...........................................         121,508
                                                                      ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities ........       1,198,897
  Less  accumulated depreciation and depletion .................         682,987
                                                                      ----------

Property, net ..................................................         515,910
                                                                      ----------

ORGANIZATION COSTS
(Net of accumulated amortization of $41,058) ...................           8,211
                                                                      ----------

TOTAL ..........................................................      $  645,629
                                                                      ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ............................................      $   22,808
   Payable to general partner ..................................               4
                                                                      ----------

Total current liabilities ......................................          22,812
                                                                      ----------

PARTNERS' CAPITAL:
   Limited partners ............................................         601,428
   General partner .............................................          21,389
                                                                      ----------

Total partners' capital ........................................         622,817
                                                                      ----------

TOTAL ..........................................................      $  645,629
                                                                      ==========



See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.
STATEMENT OF OPERATIONS
- ----------------------------------------------------------------------------


(UNAUDITED)                                     QUARTER ENDED           SIX MONTHS ENDED
                                           ----------------------   ------------------------

                                             JUNE 30,   JUNE 30,      JUNE 30,      JUNE 30,
                                               1996       1995          1996          1995
                                           ----------  ----------   -----------    ---------

REVENUES:
  Oil sales ...............................   $ 155,202   $ 125,863    $ 262,822   $ 241,453
                                              ---------   ---------    ---------   ---------

EXPENSES:
  Depreciation,  depletion and amortization      41,774      43,862       71,769      87,834
  Lease operating expenses ................      36,159      67,485       83,177     125,905
  Production taxes ........................       7,175       5,825       12,158      11,175
  General and administrative ..............      14,810      21,433       29,820      40,368
                                              ---------   ---------    ---------   ---------

Total expenses ............................      99,918     138,605      196,924     265,282
                                              ---------   ---------    ---------   ---------

INCOME (LOSS) FROM OPERATIONS .............      55,284     (12,742)      65,898     (23,829)
                                              ---------   ---------    ---------   ---------

OTHER INCOME:
  Interest income .........................        --          --          1,850        --
                                              ---------   ---------    ---------   ---------

NET INCOME (LOSS) .........................   $  55,284   $ (12,742)   $  67,748   $ (23,829)
                                              =========   =========    =========   =========




See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 5, L.P.
STATEMENT OF CASH FLOWS
- ----------------------------------------------------------------------------

(UNAUDITED)
                                                            SIX MONTHS ENDED
                                                         ----------------------

                                                         JUNE 30,      JUNE 30,
                                                           1996         1995
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................................   $  67,748    $ (23,829)
                                                         ---------    ---------

Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
  Depreciation, depletion and amortization ...........      71,769       87,834
(Increase) in:
  Accounts receivable - oil sales ....................      (2,300)      (5,024)
  Other current assets ...............................        --         (2,847)
Increase (decrease) in:
   Accounts payable ..................................      (9,125)      22,709
   Payable to general partner ........................      (9,981)       5,957
                                                         ---------    ---------

Total adjustments ....................................      50,363      108,629
                                                         ---------    ---------

Net cash provided by operating activities ............     118,111       84,800
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs ...........     (14,699)     (17,888)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions ...............................     (79,215)     (81,827)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH ......................      24,197      (14,915)

CASH AT BEGINNING OF YEAR ............................      50,792      121,429
                                                         ---------    ---------

CASH AT END OF PERIOD ................................   $  74,989    $ 106,514
                                                         =========    =========



See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period.


2. A cash distribution was made to the limited partners of the Company in the amount of $6,160 representing net revenues from the sale of oil produced from properties owned by the Company. This distribution was made on April 30, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to the Second Quarter 1996

Oil sales for the second quarter increased to $155,202 in 1996 to $125,863 in 1995. This represents an increase of $29,339 (23%). A 9% increase in oil production increased sales by $10,889. A 13% increase in the average oil sales price increased sales by an additional $18,450. The increase in oil production was primarily the result of the shut-in of production to perform workovers on the Muldoon acquisition in the second quarter of 1995. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil.

Lease operating expenses decreased to $36,159 in the second quarter of 1996 from $67,485 in 1995. The decrease of $31,326 (46%) was primarily due to workover costs incurred in 1995 to acidize the Standard Trust #12 and the Steinhauser #1 wells. A workover was also attempted on the Steinhauser #6 which was unsuccessful and the well was plugged and abandoned in the second quarter of 1995.

Depreciation and depletion expense decreased to $39,310 in the second quarter of 1996 from $41,398 in the second quarter of 1995. This represents a decrease of $2,088 (5%). A 13% decrease in he depletion rate reduced depreciation and depletion expense by $5,669. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily the result of an upward revision of the oil reserves at December 31, 1995.

General and administrative expenses decreased to $14,810 in the second quarter of 1996 from $21,433 in 1995. This decrease of $6,623 (31%) is primarily due to less staff time being required to manage the Company's operations.


First Six Months in 1995 Compared to the First Six Months in  1996
- ------------------------------------------------------------------

Oil sales for the first six months increased to $262,822 in 1996 from $241,453 in 1995. This represents an increase of $21,369 (9%). A 12% increase in the average oil sales price increased sales by $28,046. This increase was partially offset by a 3% decrease in oil production. The decrease in oil production was primarily the result of natural production declines, partially offset by shut-in of production to perform workovers on the Muldoon acquisition in the second quarter of 1995. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil.

Lease operating expenses decreased to $83,177 in the first six months of 1996 from $125,905 in the first six months of 1995. The decrease of $42,728 (34%) was primarily due to workover costs incurred in 1995 to acidize the Standard Trust #12 and the Steinhauser #1 wells. A workover was also attempted on the Steinhauser #6 which was unsuccessful and the well was plugged and abandoned in the second quarter of 1995.

Depreciation and depletion expense decreased to $66,842 in the first six months of 1996 from $82,907 in the first six months of 1995. This represents a decrease of $16,065 (19%). The decrease in production, noted above, reduced depreciation and depletion expense by $2,293. A 17% decrease in the depletion rate reduced depreciation and depletion expense by an additional $13,772. The decrease in thedepletion rate was primarily the result of an upward revision of the oil reserves at December 1995.

General and administrative expenses decreased to $29,820 in the first six months of 1996 from $40,368 in 1995. This decrease of $10,548 is primarily a result of less staff time being required to manage the Company's operations.


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

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ENEX OIL & GAS INCOME
                                            PROGRAM V - SERIES 5, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer




August 13, 1996                             By: /s/ James A. Klein
                                               -------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer