Form 10QSB/A
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 5 L P
filed 1996-11-07
CIK 890855

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                                                                                  JUNE 30,
ASSETS                                                                                                              1996
                                                                                                           ---------------------
                                                                                                                (Unaudited)
CURRENT ASSETS:
  Cash .........................................................      $   74,989
  Accounts receivable - oil sales ..............................          43,672
  Other current assets .........................................           2,847
                                                                      ----------

Total current assets ...........................................         121,508
                                                                      ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities ........       1,198,897
  Less  accumulated depreciation and depletion .................         682,987
                                                                      ----------

Property, net ..................................................         515,910
                                                                      ----------

ORGANIZATION COSTS
(Net of accumulated amortization of $41,058) ...................           8,211
                                                                      ----------

TOTAL ..........................................................      $  645,629
                                                                      ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ............................................      $   22,808
   Payable to general partner ..................................               4
                                                                      ----------

Total current liabilities ......................................          22,812
                                                                      ----------

PARTNERS' CAPITAL:
   Limited partners ............................................         601,428
   General partner .............................................          21,389
                                                                      ----------

Total partners' capital ........................................         622,817
                                                                      ----------

TOTAL ..........................................................      $  645,629
                                                                      ==========


Number of $500 Limited Partner units outstanding                           2,463




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.


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


                                                ENEX OIL & GAS INCOME
                                            PROGRAM V - SERIES 5, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer





November 7, 1996                            By: /s/ James A. Klein
                                               -------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer