Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 5 L P
filed 1996-11-14
CIK 890855

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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
BALANCE SHEET
--------------------------------------------------------------------------------------

                                                                     September 30,
ASSETS                                                                    1996
                                                                 ---------------------
                                                                      (Unaudited)
CURRENT ASSETS:
  Cash                                                           $     17,307
  Accounts receivable - oil sales                                      46,336
  Other current assets                                                  2,847
                                                                 -------------

Total current assets                                                   66,490
                                                                 -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,301,480
  Less  accumulated depreciation and depletion                        731,830
                                                                 -------------

Property, net                                                         569,650
                                                                 -------------

ORGANIZATION COSTS
(Net of accumulated amortization of $33,667)                            6,569
                                                                 -------------

TOTAL                                                            $    642,709
                                                                 =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                              $     31,553




PARTNERS' CAPITAL:
   Limited partners                                                   585,883
   General partner                                                     25,273
                                                                 -------------

Total partners' capital                                               611,156
                                                                 -------------

TOTAL                                                            $    642,709
                                                                 =============

Number of $500 Limited Partner units outstanding                        2,463




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.
STATEMENT OF OPERATIONS
-----------------------------------------------------------------------


(UNAUDITED)                                        QUARTER ENDED                         NINE MONTHS ENDED
                                              ------------------------------------    ----------------------------------------

                                              September 30,        September 30,        September 30,         September 30,
                                                  1996                  1995                 1996                  1995
                                              ---------------    -----------------    -----------------    -------------------

REVENUES:
  Oil sales                                    $     131,751     $        106,987     $        394,573     $          348,440
                                              ---------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation,  depletion and amortization           50,485               45,935              122,254                133,769
  Lease operating expenses                            39,462               32,422              122,639                158,327
  Production taxes                                     6,093                4,955               18,251                 16,130
  General and administrative                          11,851               13,368               41,671                 53,736
                                              ---------------    -----------------    -----------------    -------------------

Total expenses                                       107,891               96,680              304,815                361,962
                                              ---------------    -----------------    -----------------    -------------------

INCOME (LOSS) FROM OPERATIONS                         23,860               10,307               89,758                (13,522)
                                              ---------------      ---------------      ---------------      -----------------

OTHER INCOME:
  Interest income                                          -                    -                1,850                      -
                                              ---------------      ---------------      ---------------      -----------------

NET INCOME (LOSS)                               $     23,860     $         10,307     $         91,608     $          (13,522)
                                              ===============    =================    =================    ===================

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 5, L.P.
STATEMENT OF CASH FLOWS
---------------------------------------------------------------------

(UNAUDITED)
                                                                NINE MONTHS ENDED
                                                           --------------------------------------------

                                                              September 30,            September 30,
                                                                   1996                    1995
                                                           -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $           91,608         $        (13,522)
                                                           -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                            122,254                  133,769
(Increase) in:
  Accounts receivable - oil sales                                      (4,964)                  (2,141)
  Other current assets                                                      -                   (2,847)
(Decrease) in:
   Accounts payable                                                      (380)                  (8,143)
   Payable to general partner                                          (9,985)                 (16,096)
                                                           -------------------      -------------------

Total adjustments                                                     106,925                  104,542
                                                           -------------------      -------------------

Net cash provided by operating activities                             198,533                   91,020
                                                           -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                           (117,282)                 (38,812)
                                                           -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                               (114,736)                (141,168)
                                                           -------------------      -------------------

NET (DECREASE) IN CASH                                                (33,485)                 (88,960)

CASH AT BEGINNING OF YEAR                                              50,792                  121,429
                                                           -------------------      -------------------

CASH AT END OF PERIOD                                      $           17,307         $         32,469
                                                           ===================      ===================



See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period.


2. A cash distribution was made to the limited partners of the Company in the amount of $30,276 representing net revenues from the sale of oil produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to the Third Quarter 1996

Oil sales for the third quarter increased to $131,751 in 1996 from $106,987 in 1995. This represents an increase of $24,764 (23%). A 28% increase in the average oil sales price increased sales by $28,837. This increase was partially offset by a 4% decrease in oil production. The decrease in oil production was primarily due to natural production declines. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil.

Lease operating expenses increased to $39,462 in the third quarter of 1996 from $32,422 in 1995. The increase of $3,040 (22%) was primarily due to workover costs incurred in 1995 to acidize the Standard Trust #12 and the Steinhauser #1 wells. A workover was also attempted on the Steinhauser #6 which was unsuccessful and the well was plugged and abandoned in the third quarter of 1995.

Depreciation and depletion expense increased to $48,022 in the third quarter of 1996 from $43,472 in the third quarter of 1995. This represents a increase of $4,550 (10%). A 15% increase in the depletion rate increased depreciation and depletion expense by $6,206. This increase was partially offset by the changes in production noted above. The increase in the depletion rate was primarily the result of relatively higher production from properties with a higher depletion rate partially offset by an upward revision of the oil reserves during December 1995.

General and administrative expenses decreased to $11,851 in the third quarter of 1996 from $13,368 in 1995. This decrease of $1,517 (11%) is primarily due to less staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to the First Nine Months in  1996
--------------------------------------------------------------------

Oil sales for the first nine months increased to $394,573 in 1996 from $348,440 in 1995. This represents an increase of $46,133 (13%). A 17% increase in the average oil sales price increased sales by $56,953. This increase was partially offset by a 3% decrease in oil production. The decrease in oil production was primarily the result of natural production declines, partially offset by the shut-in of production to perform workovers on the Muldoon acquisition in the second quarter of 1995. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil.

Lease operating expenses decreased to $122,639 in the first nine months of 1996 from $158,327 in the first nine months of 1995. The decrease of $35,688 (23%) was primarily due to workover costs incurred in 1995 to acidize the Standard Trust #12 and the Steinhauser #1 wells. A workover was also attempted on the Steinhauser #6 which was unsuccessful and the well was plugged and abandoned in the second quarter of 1995.

Depreciation and depletion expense decreased to $114,864 in the first nine months of 1996 from $126,374 in the first nine month of 1995. This represents a decrease of $11,515 (9%). The decrease in production, noted above, reduced depreciation and depletion expense by $3,921. A 6% decrease in the depletion rate reduced depreciation and depletion expense by an additional $7,594. The decrease in the depletion rate was primarily the result of an upward revision of the oil reserves at December 1995.

General and administrative expenses decreased to $41,671 in the first nine months of 1996 from $53,736 in 1995. This decrease of $12,065 (22%) is primarily a result of less staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                                 ENEX OIL & GAS INCOME
                                             PROGRAM V - SERIES 5, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer




November 13, 1996                            By: /s/ James A. Klein
                                                -------------------
                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer