Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 5 L P
filed 1997-01-08
CIK 890855

--------------------------------------------------------------------


--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  AMENDMENT III


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

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

                                     PART II


Item 5.      Market for Common Equity and Related Security Holder Matters

Market Information

             There is no established public trading market for the Company's outstanding limited partnership interests.



Number of Equity Security Holders

                                                  Number of Record Holders
               Title of Class                       (as of March 1, 1996)

               -----------------               --------------------------------


          General Partner's Interests                         1

          Limited Partnership Interests                      523



Dividends

          The Company paid cash distributions to partners of $62 and $60 per $500 investment in 1995 and 1994, respectively. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors, although it is anticipated that regular quarterly distributions will continue through 1996.

Item 6.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

            This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

            Oil  sales   totaled   $470,696  and  $498,727  in  1995  and  1994,
respectively. This represents a decrease of $28,031 or 6%. A 13% decrease in oil production due to natural production declines reduced oil sales by $67,381. This decrease was partially offset by a 9% increase in the average oil sales price. The increase in the average oil sales price corresponds with changes in the overall market for the sale of oil.

            Lease operating expenses were $191,617 or 41% of sales in 1995 and $178,134 or 36% of sales in 1994. The increase of $13,483 or 8% was primarily due to workover costs incurred in 1995 to acidize the Standard Trust #12 and the Steinhauser #1 wells. A workover was also attempted on the Steinhauser #6 which was unsuccessful and the well was plugged and abandoned in the second quarter of 1995. These levels of expenses are considered higher than normal by the general partner. The higher levels are primarily due to water treatment and disposal costs on the Muldoon acquisition.

            Depreciation and depletion expense was $134,858 in 1995 and $187,296 in 1994. This represents a decrease of $52,438 or 28%. The decline in production, noted above, decreased depreciation and depletion expense by $25,210. A 17% decrease in the depletion rate reduced depreciation and depletion expense by an additional $27,228. The decrease in the depletion rate was primarily due to an upward revision of the oil reserves during 1995.

            General and administrative expenses were $75,090 in 1995 as compared with $67,600 in 1994. The increase of $7,490 or 11% was primarily due to more staff time being required to manage the Company's operations, partially offset by a $4,367 decrease in direct expenses incurred by the Company.

Capital Resources and Liquidity


            The Company's cash flow from operations is a direct result of the amount of net proceeds from the sale of oil production. Accordingly, the changes in cash flow are primarily due to the changes in oil sales. The Company plans to repay the amount owed to the general partner in 1996. It is the general partner's intention to distribute substantially all of the Company's available net cash flow provided by operating, financing and investing activities to the Company's partners. Distributions increased slightly from 1994 to 1995 as revenues remained relatively constant.


            The Company will continue to recover its reserves and distribute to the limited partners, the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flows to fund operations and to maintain a regular pattern of distributions.

            At December 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.      Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT


The Partners
Enex Oil & Gas Income
  Program V - Series 5, L.P.:


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program V - Series 5, L.P. (a New Jersey limited partnership) as of December 31, 1995, and the related statement of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program V Series 5, L.P. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Oil & Gas Income Program V - Series 5, L.P. at December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $      50,792
  Accounts receivable - oil & gas sales                                41,372
  Other current assets                                                  2,847
                                                                --------------

Total current assets                                                   95,011
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,184,198
  Less  accumulated depreciation and depletion                        616,145
                                                                --------------

Property, net                                                         568,053
                                                                --------------

ORGANIZATION COSTS
(Net of accumulated amortization of $36,131)                           13,138
                                                                 -------------


TOTAL                                                           $     676,202
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $      31,933
   Payable to general partner                                           9,985
                                                                --------------

Total current liabilities                                              41,918
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   616,129
   General partner                                                     18,155
                                                                --------------

Total partners' capital                                               634,284
                                                                --------------

TOTAL                                                           $     676,202
                                                                ==============


Number of $500 Limited Partner units outstanding                        2,463



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------



1.           PARTNERSHIP ORGANIZATION

             Enex Oil & Gas Income Program V - Series 5, L.P. (the "Company"), a New Jersey limited partnership, commenced operations on April 30, 1992, for the purpose of acquiring proved oil and gas properties. Total limited partner contributions were $1,231,732, of which $12,317 was contributed by Enex Resources Corporation ("Enex"), the general partner.

             In accordance with the partnership agreement, the Company paid commissions and due diligence expenses of $110,299 for solicited subscriptions to Enex Securities Corporation, a subsidiary of Enex, and reimbursed Enex for organization expenses of approximately $49,269.

             Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                     Limited
                                                           Enex      Partners

             Commissions and selling expenses                          100%
             Company reimbursement of organization
               expense                                                 100%
             Company property acquisition                              100%
             General and administrative costs               10%         90%
             Costs of drilling and completing
               development wells                            10%         90%
             Revenues from temporary investment of
               partnership capital                                     100%
             Revenues from producing properties             10%         90%
             Operating costs (including general and
               administrative costs associated with
               operating producing properties)              10%         90%

             At the point in time when the cash distributions to the limited partners equal their subscriptions ("payout"), the costs of drilling and completing development wells, revenues from producing properties, general and administrative costs and operating costs will be allocated 15% to the general partner and 85% to the limited partners.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of all development wells are capitalized. Capitalized costs are amortized on the units-of-production method based on estimated total proved reserves. The acquisition costs of improved oil and gas properties are capitalized and periodically assessed for impairment.

             The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


             Organization Costs - Organization costs are being amortized on a straight-line basis over a five-year period.

             Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

             General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

4.           PAYABLE TO GENERAL PARTNER

             The payable to general partner primarily consists of general and administrative expenses allocated to the Company by the general partner for its ongoing operations and is expected to be repaid in 1996.


5.           SIGNIFICANT PURCHASERS

             Conoco, Inc. accounted for 100% and 94% of the Company's total oil sales in 1995 and 1994, respectively.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


             Not Applicable

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

                                      ENEX OIL AND GAS INCOME PROGRAM V -
                                             SERIES 5, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




December 23, 1996                       By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.



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