Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 5 L P
filed 1997-01-08
CIK 890855

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
                                              ===============    =================    =================    ===================

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                                                    PER $500
                                                                                    LIMITED
                                                                                    PARTNER
                                                 GENERAL           LIMITED          UNIT OUT-
                                  TOTAL          PARTNER          PARTNERS          STANDING
                               --------------   -------------    --------------     --------

BALANCE, JANUARY 1, 1994       $     897,520    $     10,292      $    887,228      $   360

CASH DISTRIBUTIONS                  (164,848)        (16,484)         (148,364)         (60)

NET INCOME                            32,738          22,990             9,748            4
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1994           765,410          16,798           748,612          304

CASH DISTRIBUTIONS                  (168,724)        (16,874)         (151,850)         (62)

NET INCOME                            37,598          18,231            19,367            8
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1995     $     634,284    $     18,155       $   616,129      $   250

CASH DISTRIBUTIONS                  (114,736)        (14,267)         (100,469)         (41)

NET INCOME                            91,608          21,385            70,223           29
                               --------------   -------------    --------------     --------

BALANCE, SEPTEMBER 30, 1996    $     611,156    $     25,273       $   585,883 (1)  $   238
                               ==============   =============    ==============     ========

(1)  Includes 131 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3


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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.


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


                                                 ENEX OIL & GAS INCOME
                                             PROGRAM V - SERIES 5, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer




December 23, 1996                            By: /s/ James A. Klein
                                                -------------------
                                 James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer