Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 5 L P
filed 1997-02-03
CIK 890855

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

STATEMENT OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------

                                                          1995                    1994
                                                  -------------------     --------------------

REVENUES:
  Oil sales                                       $          470,696      $           498,727
                                                  -------------------     --------------------

EXPENSES:
  Depreciation,  depletion and amortization                  144,712                  197,150
  Lease operating expenses                                   191,617                  178,134
  Production taxes                                            21,789                   23,105
  General and administrative:
    Allocated from general partner                            74,397                   62,540
    Direct expense                                               693                    5,060
                                                  -------------------     --------------------

Total expenses                                               433,208                  465,989
                                                  -------------------     --------------------

INCOME FROM OPERATIONS                                        37,488                   32,738
                                                  -------------------     --------------------

OTHER INCOME:
  Interest income                                                110                        -
                                                  -------------------     --------------------

NET INCOME                                        $           37,598      $            32,738
                                                  ===================     ====================



See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------

                                                                                                                     PER $500
                                                                                                                      LIMITED
                                                                                                                      PARTNER
                                                                            GENERAL          LIMITED                 UNIT OUT-
                                                       TOTAL                PARTNER        PARTNERS                   STANDING
                                                 -----------------    ------------------   ------------------   -------------------

BALANCE, JANUARY 1, 1994                         $        897,520     $          10,292    $         887,228    $              360

CASH DISTRIBUTIONS                                       (164,848)              (16,484)            (148,364)                  (60)

NET INCOME                                                 32,738                22,990                9,748                     4
                                                 -----------------    ------------------   ------------------   -------------------

BALANCE, DECEMBER 31, 1994                                765,410                16,798              748,612                   304

CASH DISTRIBUTIONS                                       (168,724)              (16,874)            (151,850)                  (62)

NET INCOME                                                 37,598                18,231               19,367                     8
                                                 -----------------    ------------------   ------------------   -------------------

BALANCE, DECEMBER 31, 1995                       $        634,284     $          18,155    $         616,129 (1)$              250
                                                 =================    ==================   ==================   ===================



(1)  Includes 102 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
---------------------------------------------------------------------------

STATEMENT OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------

                                                              1995                     1994
                                                      --------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $            37,598      $           32,738
                                                      --------------------     -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation, depletion and amortization                        144,712                 197,150
(Increase) in:
  Accounts receivable - oil sales                                  (8,210)                    (39)
  Other current assets                                             (2,847)                      -
Increase (decrease) in:
   Accounts payable                                                13,526                   4,017
   Payable to general partner                                      (6,111)                 13,463
                                                      --------------------     -------------------

Total adjustments                                                 141,070                 214,591
                                                      --------------------     -------------------

Net cash provided by operating activities                         178,668                 247,329
                                                      --------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                        (80,581)                 (7,332)
                                                      --------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                           (168,724)               (164,848)
                                                      --------------------     -------------------

NET INCREASE (DECREASE) IN CASH                                   (70,637)                 75,149

CASH AT BEGINNING OF YEAR                                         121,429                  46,280
                                                      --------------------     -------------------

CASH AT END OF YEAR                                   $            50,792      $          121,429
                                                      ====================     ===================



See accompanying notes to financial statements.
----------------------------------------------------------------------------

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

     Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:

                                                                                   Allocable to        Per $500 Limited
                                                                    --------------------------------
                                                                         General          Limited          Partner Unit
                                                       TOTAL             Partner         Partners           Outstanding
                                                 ----------------   ----------------  --------------   --------------------
Net income as reflected in the
 accompanying financial statements               $        37,598    $        18,231   $      19,367    $                 8
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                 (49,982)            (4,998)        (44,984)                   (18)
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                                  (32,577)                 -         (32,577)                   (14)
                                                 ----------------   ----------------  --------------   --------------------
Net income (loss) for federal
   income tax purposes                           $       (44,961)   $        13,233   $     (58,194)   $               (24)
                                                 ================   ================  ==============   ====================

     Net income(loss) for income tax purposes is a summation of ordinary income(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's income tax return.

     Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                                   Allocable to        Per $500 Limited
                                                                    --------------------------------
                                                                         General          Limited          Partner Unit
                                                       TOTAL             Partner         Partners           Outstanding
                                                 ----------------   ----------------  --------------   --------------------
Partners' capital as reflected in the
 accompanying financial statements               $       634,284    $        18,155   $     616,129    $               250
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                 (49,982)            (4,998)        (44,984)                   (18)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                        (38,241)                 -         (38,241)                   (16)
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 110,299                  -         110,299                     45
                                                 ----------------   ----------------  --------------   --------------------
Partners' capital for federal
     income tax purposes                         $       656,360    $        13,157   $     643,203    $               261
                                                 ================   ================  ==============   ====================

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

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

SUPPLEMENTARY OIL INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------
Proved Oil Reserve Quantities (Unaudited)

     The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States

                                                               Per $500
                                                               Limited
                                          Oil                Partner Unit
                                         (BBLS)              Outstanding
                                      ---------------    ---------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                              140,001                       52

    Revisions of previous estimates           (1,584)                      (1)
    Production                               (32,021)                     (12)
                                      ---------------    ---------------------

December 31, 1994                            106,396                       39

    Revisions of previous estimates           37,440                       14
    Production                               (27,111)                     (10)
                                      ---------------    ---------------------

December 31, 1995                            116,725                       43
                                      ===============    =====================


PROVED DEVELOPED RESERVES:

January 1, 1994                              140,001                       52
                                      ===============    =====================

December 31, 1994                            106,396                       39
                                      ===============    =====================

December 31, 1995                            102,144                       37
                                      ===============    =====================

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


              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director