Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 5 L P
filed 1997-05-15
CIK 890855

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                 MARCH 31,
ASSETS                                                              1997
                                                              ---------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                          $     34,910
  Accounts receivable - oil sales                                     28,686
  Other current assets                                                 2,847
                                                                -------------

Total current assets                                                  66,443
                                                                -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            1,295,540
  Less  accumulated depreciation and depletion                       785,335
                                                                -------------

Property, net                                                        510,205
                                                                -------------

ORGANIZATION COSTS
(Net of accumulated amortization of $48,448)                             821
                                                                -------------

TOTAL                                                           $    577,469
                                                                =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                             $      3,002
   Payable to general partner                                          7,141
                                                                -------------

Total current liabilities                                             10,143
                                                                -------------

PARTNERS' CAPITAL:
   Limited partners                                                  548,047
   General partner                                                    19,279
                                                                -------------

Total partners' capital                                              567,326
                                                                -------------

TOTAL                                                           $    577,469
                                                                =============


Number of $500 Limited Partner units outstanding                       2,463


See accompanying notes to financial statements.
-------------------------------------------------------------------------------
                                       I-1

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.
STATEMENT OF OPERATIONS
------------------------------------------------------------------------------


(UNAUDITED)                                                       THREE MONTHS ENDED
                                                     ------------------------------------------

                                                        MARCH 31,                MARCH 31,
                                                           1997                    1996
                                                   -------------------     --------------------

REVENUES:
  Oil sales                                        $           88,170      $           107,620
                                                   -------------------     --------------------

EXPENSES:
  Depreciation,  depletion and amortization                    27,009                   29,995
  Lease operating expenses                                     29,923                   47,018
  Production taxes                                              4,067                    4,983
  General and administrative                                   12,474                   15,010
                                                   -------------------     --------------------

Total expenses                                                 73,473                   97,006
                                                   -------------------     --------------------

INCOME FROM OPERATIONS                                         14,697                   10,614
                                                   -------------------     --------------------

OTHER INCOME:
  Interest income                                                   -                    1,850
                                                   -------------------     --------------------

NET INCOME                                         $           14,697      $            12,464
                                                   ===================     ====================



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
-------------------------------------------------------------------------------

                                                                                                                    PER $500
                                                                                                                    LIMITED
                                                                                                                    PARTNER
                                                                           GENERAL              LIMITED             UNIT OUT-
                                                        TOTAL               PARTNER             PARTNERS             STANDING
                                             ------------------   ------------------    -----------------    -----------------

BALANCE, JANUARY 1, 1996                     $         634,284    $          18,155            $ 616,129            $     250

CASH DISTRIBUTIONS                                    (146,079)             (19,965)            (126,114)                 (51)

NET INCOME                                             125,219               27,972               97,247                   40
                                             ------------------   ------------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996                             613,424               26,162              587,262                  239

CASH DISTRIBUTIONS                                     (60,795)             (11,053)             (49,742)                 (20)

NET INCOME                                              14,697                4,170               10,527                    4
                                             ------------------   ------------------    -----------------    -----------------

BALANCE, MARCH 31, 1997                      $         567,326    $          19,279            $ 548,047 (1)         $    223
                                             ==================   ==================    =================    =================


(1)  Includes 131 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 5, L.P.
STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------

(UNAUDITED)
                                                             THREE MONTHS ENDED
                                                         --------------------------

                                                          MARCH 31,        MARCH 31,
                                                           1997            1996
                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $    14,697       $   12,464
                                                       ------------     ------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                  27,009           29,995
Decrease in:
  Accounts receivable - oil sales                           17,649            2,197
  Other current assets                                       7,242                -
Increase (decrease) in:
   Accounts payable                                        (52,210)         (20,946)
   Payable to general partner                                7,141           15,722
                                                       ------------     ------------

Total adjustments                                            6,831           26,968
                                                       ------------     ------------

Net cash provided by operating activities                   21,528           39,432
                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property credits  - development costs                   14,680            9,595
                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                     (60,795)         (45,071)
                                                       ------------     ------------

NET INCREASE (DECREASE) IN CASH                            (24,587)           3,956

CASH AT BEGINNING OF YEAR                                   59,497           50,792
                                                       ------------     ------------

CASH AT END OF PERIOD                                  $    34,910        $  54,748
                                                       ============     ============



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2. A cash distribution was made to the limited partners of the Company in the amount of $49,742 representing net revenues from the temporary investment of proceeds from subscriptions by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.         Management's Discussion and Analysis or Plan of Operation.

First Quarter of 1997 Compared to First Quarter 1996

Oil sales decreased from $107,620 in the first quarter of 1996 to $88,170 in the first quarter of 1997. This represents a decrease of $19,450 or 18%. A 21% decrease in oil production reduced sales by $22,099. This decrease was partially offset by a 3% increase in average oil prices. The decrease in production primarily resulted from natural production declines. The increase in average oil prices corresponds with higher prices in the overall market.

Lease operating expenses decreased from $47,018 in the first quarter of 1996 to $29,923 in the first quarter of 1997. This decrease of $17,095 or 36% was primarily a result of the changes in production, noted above

Depreciation and depletion expense decreased from $27,532 in the first quarter of 1996 to $24,545 in the first quarter of 1997. This represents a decrease of $2,987 or 11%. The changes in production, noted above, reduced depreciation and depletion expense by $5,654. This decrease was partially offset by a 12% increase in the depletion rate. The increase in the depletion rate was primarily the result of relatively higher production from properties with a higher depletion rate partially offset by an upward revision of the oil reserves December 1996.

General and administrative expenses decreased from $15,010 in the first quarter of 1996 to $12,474 in the first quarter of 1997. This decrease of $2,536 (17%) was primarily a result of less staff time being required to manage the Company's operations in 1997.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                      (b) The  Company  filed no  reports on Form 8-K during the quarter ended March 31, 1997.

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


                                               ENEX OIL & GAS INCOME
                                              PROGRAM V - SERIES 5, L.P.
                                                     (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                               --------------------------
                                               General Partner



                                            By: /s/ R. E. Densford
                                                    --------------
                                                    R. E. Densford
                                            Vice President, Secretary
                                           Treasurer and Chief Financial
                                                       Officer




May 11, 1997                                By: /s/ James A. Klein
                                                     -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                  Accounting Officer