Form 10KSB/A
period 1996-12-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 5 L P
filed 1997-08-06
CIK 890855

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


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


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1997

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

BALANCE SHEET,  DECEMBER 31, 1996
--------------------------------------------------------------------------

ASSETS                                                              1996
                                                             -------------

CURRENT ASSETS:
  Cash                                                       $     59,497
  Accounts receivable - oil sales                                  46,335
  Other current assets                                             10,089
                                                             -------------

Total current assets                                              115,921
                                                             -------------

OIL PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         1,310,220
  Less  accumulated depreciation and depletion                    760,790
                                                             -------------

Property, net                                                     549,430
                                                             -------------

ORGANIZATION COSTS
(Net of accumulated amortization of $45,984)                        3,285
                                                             -------------

TOTAL                                                        $    668,636
                                                             =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $     55,212
                                                             -------------


PARTNERS' CAPITAL:
   Limited partners                                               587,262
   General partner                                                 26,162
                                                             -------------

Total partners' capital                                           613,424
                                                             -------------

TOTAL                                                        $    668,636
                                                             =============



Number of $500 Limited Partner units outstanding                    2,463




See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

STATEMENT OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------


                                                   1996             1995
                                               -----------     -------------

REVENUES:
  Oil sales                                    $  543,046      $    470,696
                                               -----------     -------------

EXPENSES:
  Depreciation,  depletion and amortization       154,498           144,712
  Lease operating expenses                        181,615           191,617
  Production taxes                                 25,114            21,789
  General and administrative:
    Allocated from general partner                 54,441            74,397
    Direct expense                                  4,009               693
                                               -----------     -------------

Total expenses                                    419,677           433,208
                                               -----------     -------------

INCOME FROM OPERATIONS                            123,369            37,488
                                               -----------     -------------

OTHER INCOME:
  Interest income                                   1,850               110
                                               -----------     -------------

NET INCOME                                     $  125,219      $     37,598
                                               ===========     =============




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------

                                                                             PER $500
                                                                              LIMITED
                                                                              PARTNER
                                                GENERAL        LIMITED       UNIT OUT-
                                 TOTAL          PARTNER        PARTNERS      STANDING
                               ----------    ------------   ------------   -------------

BALANCE, JANUARY 1, 1995       $ 765,410     $    16,798    $   748,612    $        304

CASH DISTRIBUTIONS              (168,724)        (16,874)      (151,850)            (62)

NET INCOME                        37,598          18,231         19,367               8
                               ----------    ------------   ------------   -------------

BALANCE, DECEMBER 31, 1995       634,284          18,155        616,129             250

CASH DISTRIBUTIONS              (146,079)        (19,965)      (126,114)            (51)

NET INCOME                       125,219          27,972         97,247              39
                               ----------    ------------   ------------   -------------

BALANCE, DECEMBER 31, 1996     $ 613,424     $    26,162    $   587,262 (1)$        238
                               ==========    ============   ============   =============



(1)  Includes 131 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                      II-6

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 5, L.P.

STATEMENT OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------

                                                         1996          1995
                                                      -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  125,219    $  37,598
                                                      -----------   ----------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation, depletion and amortization               154,498      144,712
(Increase) in:
  Accounts receivable - oil sales                         (4,963)      (8,210)
  Other current assets                                    (7,242)      (2,847)
Increase (decrease) in:
   Accounts payable                                       23,279       13,526
   Payable to general partner                             (9,985)      (6,111)
                                                      -----------   ----------

Total adjustments                                        155,587      141,070
                                                      -----------   ----------

Net cash provided by operating activities                280,806      178,668
                                                      -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs              (126,022)     (80,581)
                                                      -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                  (146,079)    (168,724)
                                                      -----------   ----------

NET INCREASE (DECREASE) IN CASH                            8,705      (70,637)

CASH AT BEGINNING OF YEAR                                 50,792      121,429
                                                      -----------   ----------

CASH AT END OF YEAR                                   $   59,497    $  50,792
                                                      ===========   ==========




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

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income for federal income tax purposes for the year ended December 31, 1996:

                                                                         Allocable to        Per $500 Limited
                                                          --------------------------------
                                                               General          Limited          Partner Unit
                                             TOTAL             Partner         Partners           Outstanding
                                       ----------------   ----------------  --------------   --------------------
Net income as reflected in the
 accompanying financial statements     $       125,219    $        27,972   $      97,247    $                39
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                       (77,371)            (7,737)        (69,634)                   (28)
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                         22,058                  -          22,058                      9
                                       ----------------   ----------------  --------------   --------------------
Net income for federal
   income tax purposes                 $        69,906    $        20,235   $      49,671    $                20
                                       ================   ================  ==============   ====================

Net income for income tax purposes is a summation of ordinary income(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's income tax return.

     Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1996:

                                                                          Allocable to        Per $500 Limited
                                                           --------------------------------
                                                                General          Limited          Partner Unit
                                              TOTAL             Partner         Partners           Outstanding
                                        ----------------   ----------------  --------------   --------------------
Partners' capital as reflected in the
 accompanying financial statements      $       613,424    $        26,162   $     587,262    $               238
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                       (127,353)           (12,735)       (114,618)                   (47)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                               (16,183)                 -         (16,183)                    (7)
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                        110,299                  -         110,299                     45
                                        ----------------   ----------------  --------------   --------------------
Partners' capital for federal
     income tax purposes                $       580,187    $        13,427   $     566,760    $               229
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

ENEX OIL & GAS INCOME PROGRAM V - SERIES 5, L.P.

SUPPLEMENTARY OIL INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------------

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


                                                               Per $500
                                                               Limited
                                                 Oil         Partner Unit
                                                (BBLS)       Outstanding
                                          ---------------   ---------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1995                                  106,396                39

    Revisions of previous estimates               37,440                14
    Production                                   (27,111)              (10)
                                          ---------------   ---------------

December 31, 1995                                116,725                43

    Revisions of previous estimates                9,022                 3
    Production                                   (26,214)              (10)
                                          ---------------   ---------------

December 31, 1996                                 99,533                36
                                          ===============   ===============


PROVED DEVELOPED RESERVES:

January 1, 1995                                  106,396                39
                                          ===============   ===============

December 31, 1995                                102,144                37
                                          ===============   ===============

December 31, 1996                                 99,533                36
                                          ===============   ===============

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

                                      ENEX OIL AND GAS INCOME PROGRAM V -
                                             SERIES 5, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




August 6, 1997                       By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on August 6, 1997, by the following persons in the capacities indicated.


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